Form 10-Q
period 2008-07-31
SK Shasta Acquisition Corp. 2
filed 2009-01-23
CIK 1439242

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53456

SK SHASTA AQCUISITION CORP.2
(Exact name of registrant as specified in its charter)

Delaware	75-3268881
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

P.O Box 4226, STN Main Vancouver , V6B B.C. 327
(Address of principal executive offices)

(604) 568-6426
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,000,000 shares of common stock, par value $.0001 per share, outstanding as of January 23, 2009.

SK SHASTA AQCUISITION CORP.2

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended July 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission for the period ended June 30, 2008.

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SK Shasta Acquisition Corp. 2
(A Development Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of SK Shasta Acquisition Corp. 2 as of July 31, 2008, and the related condensed statements of operations, stockholders’ equity (deficit), and cash flows for the three-month period ended July 31, 2008 and from inception on May 2, 2008 through July 31, 2008.  These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of SK Shasta Acquisition Corp. 2 as of June 30, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the period then ended (not presented herein); and in our report dated August 20, 2008, we expressed an opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

Thomas J Harris, CPA
January 19, 2009

SK Shasta Acquisition Corp. 2
A Development Stage Company
Consolidated Balance Sheets
As of July 31, 2008
(Stated in United States Dollars)

July 31
2008
$
ASSETS
Current Assets
Cash	-0-
Total Current Assets	-0-
Long term Assets
Organizational costs, net of amortization	21,446
Total Assets	21,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	19,575
Total current liabilities	19,575

Total Liabilities	19,575

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized: 30,000,000 shares issued and outstanding (note 3)	3,000
Accumulated deficit in the exploration state (May 2, 2008 to July 31, 2008)	(1,129)
Total stockholders’ equity	1,871
Total liabilities and stockholders’ equity	21,446

See notes to financial statements

SK Shasta Acquisition Corp.  2
A Development Stage Company
Consolidated Statement of Operations
From inception on May 2, 2008 to July 31, 2008
(Stated in United States Dollars)

	For the three months ended	From inception May 2, 2008 through
	July 31	July 31
	2008	2008
	$

REVENUE	-0-	-0-

Expenses

Amortization of organizational costs	1,129	1,129

Loss for the period	(1,129)	(1,129)

Other Revenues and Expenses

Loss for the period	(1,129)	(1,129)

Deficit – beginning of the period	-0-	-0-

Deficit – end of period	(1,129)	(1,129)

Loss per shares – basic and diluted	(0.00)

Weighted Average Number of Shares Outstanding	30,000,000

See notes to financial statements

SK Shasta Acquisition Corp. 2
Consolidated Statement of Cash Flows
From May 2, 2008 to July 31, 2008
(Stated in United States Dollars)

		From inception
	Three Months Ending July 31	May 2, 2008 through July 31
	2008	2008
	$	$

Cash flows from operating activities
Loss for the period	(1,129)	(1,129)
Non cash expense-amortization	1,129	1,129
Changes in:

Accounts payable and accrued liabilities	19,575	19,575
Net cash used in operating activities	(19,575)	(19,575)

Cash flows from investing activities

Organizational costs	22,575	22,575

Cash used in investing activities	22,575	22,575

Cash flows from financing activities

Share capital issued	3,000	3,000
Net cash received from financing activities	3,000	3,000

Net increase in cash	-0-
Cash – beginning of period	-0-
Cash – end of period	-0-

See notes to financial statements

 SK Shasta Acquisition Corp. 2
A Developmental Stage Company
Consolidated Statements of Stockholders’ Equity
From inception on May 2, 2008 to July 31, 2008
(Stated in United States Dollars)

	Common Stock		Accumulated Deficit During Development	Total Equity
	Shares	Amount	Stage	(Deficit)
		$	$	$

Balance at inception May 2, 2008	-	-	-	-

Common shares issued for cash	30,000,000	3,000	-	3,000

Cumulative Net (Loss)	-	-	(1,129)	(1,129)
Balance, July 31, 2008	30,000,000	3,000	(1,129)	1,871

See notes to financial statements

SK Shasta Acquisition Corp. 2
Notes to Financial Statements
July 31, 2008
(Stated in United States Dollars)

1.          Nature of Operations

a)	Organization

SK Shasta Acquisition Corp. 2 (the “Company”) was incorporated under the laws of the State of Delaware on May 2, 2008 and it was formed to be shell company as defined by the rules and regulations of the United States Securities Exchange Commission. The Company’s fiscal year end is May 31.

b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,129 for the period from May 2, 2008 (inception) to July 31, 2008 and has had no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	Significant Accounting Policies

a)	Basis of Accounting

These financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in United States. The Company has elected an April year-end. Summarized below are those policies considered particularly significant to the Company.

b)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as at the date of the financial statements, as well as the reported amounts of revenues earned and expenses incurred during the period. Actual results could differ from those estimates.

c)	Financial Instruments and Financial Risk

The Company’s financial instruments consists of cash, prepaid expenses, investments, accounts payable and accrued liabilities, the fair values of which approximate their carrying amounts due to the short-term nature of these instruments.

d)	Cash

For the purposes of the statement of cash flows, the company considers all funds held in its bank accounts and funds held in trust by third parties as cash.

SK Shasta Acquisition Corp. 2
Notes to Financial Statements
July 31, 2008
 (Stated in United States Dollars)

2.	Significant Accounting Policies -Continued

e)	Intangible Asset

The Company’s unique assets held under several patents have been developed at considerable costs over a period of time and management has used its best efforts to estimate those costs.

f)	Loss per Share

Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not disclosed as it is anti-dilutive.

g)	Management’s Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

h)	Share Capital

Share capital issued for non-monetary consideration is recorded at an amount based upon fair market value as estimated by management.

i)	Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS No. 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity during a period except from those resulting from investments by owners and distributions to owners.

j)	Income taxes

Deferred Income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

k)	Stock based compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 for “Accounting for stock-based compensation” and related interpretations. The company currently has no stock options outstanding.

l)	Asset retirement obligations

Asset retirement obligations requires recognition of a legal liability for obligations relating to retirement of property, plant and equipment, and arising from the acquisition, construction, development, or normal operation of those assets. Such asset retirement cost, must be recognized at fair value, when a reasonable estimate of fair value can be estimated, in the period in which it is incurred, added to the carrying value of the asset, and amortized into income on a systematic basis over its useful life.

As of July 31, 2008, the Company does not have any asset retirement obligations.

SK Shasta Acquisition Corp. 2
Notes to Financial Statements
July 31, 2008
 (Stated in United States Dollars)

3.	Share Capital

a)	Details of share capital are as follows:
Authorized: 100,000,000 common shares with $0.001 par value
	Number of
	Shares	Amount
		$
Issued:
Balance - inception May 2, 2008	-	-
Common Shares issued	30,000,000	$3,000

B Balance – July 31, 2008	30,000,000	$3,000

4.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2008
$
Net loss for the year	(1,129)
Total income taxes	-

The Company has non-capital losses of approximately $1,129, which are available to reduce future taxable income in the United Sates and which expire in 2023. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date

2008	$1,129	2023
Total income tax operating loss carry forward	$1,129

5. Subsequent Events

In addition to items disclosed elsewhere in these notes, the following occurred during the period subsequent to July 31, 2008

•	None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SK SHASTA AQCUISITION CORP. 2 (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on May 2, 2008 and maintains its principal executive office at P.O Box 4226, STN Main Vancouver B.C. V6B 327.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on October 10, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of July 31, 2008, the Company had long term assets equal to $21,446, comprised of organizational costs, net of amortization. The Company’s current liabilities as of July 31, 2008 totaled $19,575, comprised exclusively of accounts payable & accrued liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

  The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2008 and for the Cumulative period from May 2, 2008 (Inception) to July 31, 2008:

	Three Months Ended July 31, 2008	For the Cumulative Period from May 2, 2008 (Inception) to July 31, 2008
Net Cash (Used in) Operating Activities	$(19,575)	$(19,575)
Net Cash (Used in) Investing Activities	$22,575	$22,575
Net Cash Provided by Financing Activities	$3,000	$3,000
Net Increase (Decrease) in Cash and Cash Equivalents	$0	$0

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 2, 2008 (Inception) to July 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period from May 2, 2008 inception to July 31, 2008, the Company had a net loss of $1,129 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the preparation of the Company’s Registration Statement on Form 10.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of July 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls. The quarterly report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for smaller reporting entities.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 2, 2008, the Registrant sold 30,000,000 shares of Common Stock to Sierra Knight, an affiliate of our President, Secretary and sole director, for an aggregate purchase price equal to $3,000. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificated stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefore, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 2, 2008.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on October 10, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 23, 2009	SK SHASTA AQCUISITION CORP. 2

	By:	/s/ Kurt Pichler
Kurt Pichler
President and Director
Principal Executive Officer
Principal Financial Officer