Form 10-K
period 2010-04-30
SK Shasta Acquisition Corp. 2
filed 2010-08-13
CIK 1439242

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of April 30, 2010, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of August 12, 2010, there were 30,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of August 12, 2010, there was 1 holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

On May 2, 2008, the Company sold 30,000,000 shares of Common Stock to Sierra Knight Financial Group, Inc. for an aggregate purchase price equal to $3,000.00.  The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

Liquidity and Capital Resources

As of April 30, 2010, the Company had no current assets and total assets equal to $13,423 comprised exclusively of organizational costs, net of amortization.  This compares with no current assets as of April 30, 2009 and total assets equal to $16,060 comprised exclusively of organizational costs, net of amortization. The Company’s current liabilities as of April 30, 2010 totaled $44,377 comprised exclusively of accounts payable and accrued liabilities.  This compares to the Company’s current liabilities as of April 30, 2009 of $30,955, comprised exclusively of accounts payable and accrued liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended April 30, 2009 and for the cumulative period from May 2, 2008 (Inception) to April 30, 2010.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended April 30, 2010, for the year ended April 30, 2009, and for the cumulative period from May 2, 2008 (Inception) to April 30, 2010.

	Fiscal Year Ended April 30, 2010	Fiscal Year Ended April 30, 2009	For the Cumulative Period from May 2, 2008 (Inception) to April 30, 2010
Net Cash (Used in) Operating Activities	$-	$19,575	$19,575
Net Cash (Used in) Investing Activities	$-	$(22,575)	$(22,575)
Net Cash Provided by Financing Activities	$-	$3,000	$3,000
Net Increase (Decrease) in Cash	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 2, 2008 (Inception) to April 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2010, the Company had a net loss of $18,019 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

For the fiscal year ended April 30, 2009, the Company had a net loss of $15,895 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in October of 2008, and the filing of the Company’s periodic reports.

For the period from May 2, 2008 (Inception) to April 30, 2010, the Company had a net loss of $33,914 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 October of 2008, and the filing of the Company’s periodic reports.

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

INDEX TO FINANCIAL STATEMENTS

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
SK SHASTA ACQUISITION CORP. 2
Vancouver, B.C., Canada

We have audited the balance sheets of SK SHASTA ACQUISITION CORP. 2. a development stage company, as at APRIL 30, 2010, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the period from inception May 2, 2008 to APRIL 30, 2010. Theses financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SK SHASTA ACQUISITION CORP. 2 a development stage company, as of April 30, 2010 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles accepted in the United States of America.

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

Thomas J Harris, CPA
August 3, 2010

SK Shasta Acquisition Corp. 2
A Development Stage Company
Consolidated Balance Sheets
As at April 30, 2010
(Stated in United States Dollars)

	April 30,	April 30
	2010	2009
	$	$
ASSETS
Current Assets
Cash	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Organizational costs, net of amortization	13,423	18,060
Total Assets	13,423	18,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	44,337	30,955
Total current liabilities	44,337	30,955

Total Liabilities	44,337	30,955

STOCK HOLDERS’ EQUITY

Common stock, $0.0001 par value, 100,000,000 shares authorized: 30,000,000 shares issued and outstanding (note 3)	3,000	3,000
Accumulated deficit in the exploration state (May 2, 2008 to January 31, 2010)	(33,914)	(15,895)
Total stockholders’ equity	(30,914)	(12,895)
Total liabilities and stockholders’ equity	13,423	18,060

See notes to financial statements

SK Shasta Acquisition Corp.  2
A Development Stage Company
Consolidated Statement of Operations
From inception on May 2, 2008 to April 30, 2010
(Stated in United States Dollars)

	For the Year ended	For the Year ended	From inception May 2, 2008 through
	April 30	April 30	April 30
	2010	2009	2010
	$	$	$

REVENUE	0	-0-	-0-

Expenses

Office and sundry	13,382	11,380	24,762

Amortization of organizational costs	4,637	4,515	9,152

Loss for the period	(18,019)	(15,895)	(33,914)

Other Revenues and Expenses

Total loss for period	(18,019)	(15,895)	(33,914)
Deficit – beginning of the period	(15,895)	(-0-)	-0-

Deficit – end of period	(33,91 4)	(15,918)	(33,914)

Loss per shares – basic and diluted	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	30,000,000	30,000,000

See notes to financial statements

SK Shasta Acquisition Corp. 2
Consolidated Statement of Cash Flows
From May 2, 2008 to April 30, 2010
(Stated in United States Dollars)

			From inception
	Year Ending		May 2, 2008
	April 30	April 30	To April 30,
	2010	2009	2010
	$	$	$

Cash flows from operating activities
Loss for the period	(18,019)	(15,895)	(33,914)
Non cash expenses-amortization	4,637	4,515	9,152
Changes in:

Accounts payable and accrued liabilities	13,382	30,955	44,337
Net cash used in operating activities	-0-	19,575	19,575

Cash flows from investing activities

Organizational costs		(22,575)	(22,575)
Cash used in investing activities	-0-	(22,575)	(22,575)

Cash flows from financing activities
Share capital issued	-0-	3,000	3,000

Net cash received from financing activities	-0-	3,000	3,000

Net increase in cash	-0-	-0-
Cash – beginning of period	-0-	-0-
Cash – end of period	-0-	0-

See notes to financial statements

SK Shasta Acquisition Corp. 2
Notes to Financial Statements
April 30, 2010
(Stated in United States Dollars)

1.	Nature of Operations

a)	Organization

SK Shasta Acquisition Corp. 1 (the “Company”) was incorporated under the laws of the State of Delaware on May 2, 2008 and it was formed to be shell company as defined by the rules and regulations of the United States Securities Exchange Commission. The Company’s fiscal year end is April 30th.

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $33,914 for the period from May 2, 2008 (inception) to April 30, 2010 and has had no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SK Shasta Acquisition Corp. 2
Notes to Financial Statements
April 30, 2010
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

As at July 28, 2010, the Company does not have any asset retirement obligations.

SK Shasta Acquisition Corp. 2
Notes to Financial Statements
April 30, 2010
 (Stated in United States Dollars)

3.	Share Capital

a)	Details of share capital are as follows:
Authorized: 100,000,000 common shares with $0.0001 par value
	Number of
	Shares	Amount
		$
Issued:
Balance - inception May 2, 2008	-	-
Common Shares issued	30,000,000	$3,000

B Balance – April 30, 2009	30,000,000	$3,000
B Balance – April 30, 2010	30,000,000	$3,000

4.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2010
$
Net loss for the year	(18,019)
Total income taxes	-

The Company has non-capital losses of approximately $18,019, which are available to reduce future taxable income in the United Sates and which expire in 2024. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2009	$15,895	2023
2010	$18,019	2024
Total income tax operating loss carry forward	$33,914

5. Subsequent Events

In addition to items disclosed elsewhere in these notes, the following occurred during the period subsequent to April 30, 2010

•	None

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2010.

This annual report does not include an attestation report of the company’s registered pubic accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal year ended April 30, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Kurt Pichler	33	President, Secretary and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Kurt Pichler, the Company's President, Secretary and sole Director since inception, is currently the President and sole owner of Sierra Knight Financial Group and has served in this capacity since August 2007.  Before that Mr. Pichler was the manager of business development for Yaletown Development Corporation from June of 2006. Since July of 2003, when he returned from studying at ZhongShang University in GuangZhou China, Kurt was self employed and contracted to source and imported product from the East. Mr. Pichler earned his Diploma in International Trade and Transportation from British Columbia Institute of Technology in 2001. Additionally, Mr. Pichler currently serves as director of SK Shasta Acquisition Corp. 1, SK Shasta Acquisition Corp. 3 and SK Shasta Acquisition Corp. 4, all of which are publicly-reporting, blank check and non-trading shell companies

 (b)  Significant Employees.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its sole officer and director since inception for services rendered during the fiscal years ended April 30, 2010, and 2009.

Name and Position	Year	Cash Compensation	Other Compensation

Kurt Pichler, President, Secretary and Director	2010	None	None
	2009	None	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of August 12, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Item 13. Certain Relationships and Related Transactions.

Certain Relationships and Related Transactions

On May 2, 2008, the Company offered and sold an aggregate of 30,000,000 shares of Common Stock to Sierra Knight, an affiliate of our President, Secretary and sole director, for an aggregate purchase price equal to $3,000. The shares owned by Sierra Knight represent all of the issued and outstanding shares of capital stock of the Company. Kurt Pichler, our President, Secretary, and sole director, is also a principal of Sierra Knight and may be deemed to beneficially own the shares of Common Stock held of record by Sierra Knight. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent therefore the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our sole officer and director, Kurt Pichler, would not be considered an independent director.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

  Thomas J. Harris, CPA (“TJH”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by TJH for professional services rendered for the audit of our annual financial statements and review of financial statements included in our annual reports on Form 10-K or services that are normally provided in connection with statutory and regulatory filings were approximately $4,375 and $3,125, respectively, for the fiscal years ended April 30, 2010 and 2009.

Audit-Related Fees

There were no fees billed by TJH for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended April 30, 2010 and 2009.

Tax Fees

There were no fees billed by TJH for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended April 30, 2010 and 2009.

All Other Fees

There were no fees billed by TJH for other products and services for the fiscal years ended April 30, 2010 and 2009.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2010

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2010

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission on October 10, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SK SHASTA ACQUISITION CORP. 2

Dated: August 12, 2010	By:	/s/ Kurt Pichler
Kurt Pichler
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Kurt Pichler	President, Secretary and	August 12, 2010
Kurt Pichler	Director