Form 10-Q
period 2011-01-31
SK Shasta Acquisition Corp. 2
filed 2011-03-15
CIK 1439242

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,000,000 shares of common stock, par value $.0001 per share, outstanding as of March 15, 2011.

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

The results for the period ended January 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on August 13, 2010.

SK Shasta Acquisition Corp. 2
A Development Stage Company
Consolidated Balance Sheets
As at January 31, 2011
(Stated in United States Dollars)

	January 31	April 30
	2011	2010
	$	$
ASSETS
Current Assets
Cash	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Organizational costs, net of amortization	9,946	13,423
Total Assets	9,946	13,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	49,383	44,337
Total current liabilities	49,383	44,337

Total Liabilities	49,383	44,337

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized: 30,000,000 shares issued and outstanding (note 3)	3,000	3,000
Accumulated deficit in the exploration state (May 2, 2008 to January 31, 2011)	(42,437)	(33,914)
Total stockholders’ equity	(39,437)	(12,894)
Total liabilities and stockholders’ equity	9,946	13,423

See notes to financial statements

SK Shasta Acquisition Corp.  2
A Development Stage Company
Consolidated Statement of Operations
From inception on May 2, 2008 to January 31, 2011
(Stated in United States Dollars)

	For the three months ended	For the three months ended	For the nine months ended January	For the nine months ended January	From inception May 2, 2008 through January
	January 31	January 31	31	31	31
	2011	2010	2011	2010	2011
	$	$	$	$	$

REVENUE	0	0	0	-0-	-0-

Expenses

Office and sundry	1,094	6,452	5,081	9,632	29,808

Amortization of organizational costs	1,159	1,160	3,480	3,478	12,669

Loss for the period	(2,253)	(7,612)	(8,561)	(13,110)	(42,437)

Other Revenues and Expenses

Total loss for period	(2,253)	(7,612)	(8,561)	(13,110)	(42,437)
Deficit – beginning of the period	(40,184)	(21,393)	(33,914)	(15,895)	-0-

Deficit – end of period	(42,437)	(21,393)	(42,437)	(29,005)	(42,437)

Loss per shares – basic and diluted	(0.001)	(0.001)	(0.001)	(0.001)

Weighted Average Number of Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

See notes to financial statements

SK Shasta Acquisition Corp. 2
Consolidated Statement of Cash Flows
From May 2, 2008 to January 31, 2011
(Stated in United States Dollars)

	Three Months Ending		Nine Months Ending		From inception May 2, 2008
	January 31	January 31	January 31	January 31	To January 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Cash flows from operating activities
Loss for the period	(2,253)	(2,878)	(8,561)	(5,498)	(42,437)
Non cash expenses-amortization	1,159	1,159	3,480	2,318	12,629
Changes in:

Accounts payable and accrued liabilities	(1,094)	(1,719)	5,081	3,180	49,383

Net cash used in operating activities	-0-	-0-	-0-	-0-	19,575

Cash flows from investing activities

Organizational costs				-0-	(22,575)
Cash used in investing activities	-0-	-0-	-0-	0-	(22,575)

Cash flows from financing activities
Share capital issued	-0-	-0-	-0-	-0-	3,000

Net cash received from financing activities	-0-	-0-	-0-	-0-	3,000

Net increase in cash	-0-	-0-	-0-	-0-
Cash – beginning of period	-0-	-0-	-0-	-0-
Cash – end of period	-0-	-0-	-0-	0-

See notes to financial statements

SK Shasta Acquisition Corp. 2
Notes to Financial Statements
January 31, 2011
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $42,437 for the period from May 2, 2008 (inception) to January 31, 2011 and has had no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SK Shasta Acquisition Corp. 2
Notes to Financial Statements
January 31, 2011
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

As at March 1, 2011, the Company does not have any asset retirement obligations.

SK Shasta Acquisition Corp. 2
Notes to Financial Statements
January 31, 2011
(Stated in United States Dollars)

3.	Share Capital

a)	Details of share capital are as follows:
Authorized: 100,000,000 common shares with $0.001 par value
	Number of
	Shares	Amount
		$
Issued:
Balance - inception May 2, 2008	-	-
Common Shares issued	30,000,000	$3,000

B Balance – April 30, 2009 and April 30, 2010	30,000,000	$3,000
B Balance – January 31, 2011	30,000,000	$3,000

4.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2011
$
Net loss for the year	(8,561)
Total income taxes	-

The Company has non-capital losses of approximately $42,437, which are available to reduce future taxable income in the United Sates and which expire in 2023 and 2024. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2009	15,895	2023
2010	$18,019	2024
Total income tax operating loss carry forward	$33,914

5. Subsequent Events

In addition to items disclosed elsewhere in these notes, the following occurred during the period subsequent to January 31, 2011.

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

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 became effective, our officers and sole director have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of January 31, 2011, the Company had no current assets and long terms assets consisting exclusively of organizational costs, net of amortization equal to $9,946. This compares with no currents assets as of April 30, 2010 and long terms assets consisting exclusively of organizational costs, net of amortization equal to $13,423. The Company’s current liabilities as of January 31, 2011 totaled $49,383 comprised exclusively of accounts payable and accrued liabilities.  This compares with the Company’s current liabilities as of April 30, 2010 equal to $44,337, comprised exclusively of accounts payable and accrued liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended January 31, 2011 and 2010 and for the cumulative period from May 2, 2008 (Inception) to January 31, 2011:

	Nine Months Ended January 31, 2011	Nine Months Ended January 31, 2010	For the Cumulative Period from May 2, 2008 (Inception) to January 31, 2011
Net Cash (Used in) Operating Activities	$-	$-	$19,575
Net Cash (Used in) Investing Activities	$-	$-	$(22,575)
Net Cash Provided by Financing Activities	$-	$-	$3,000
Net Increase in Cash and Cash Equivalents	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 2, 2008 (Inception) to January 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended January 31, 2011, the Company had a net loss of $2,253 and $8,561, respectively, comprised exclusively of office, postage, filing fees and amortization of organizational costs, in addition to legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the three and nine months ended January 31, 2010, the Company had a net loss of $7,612 and $13,110, respectively, comprised exclusively of organizational costs, in addition to legal, accounting, audit and other professional service fees in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the period from May 2, 2008 (Inception) to January 31, 2011, the Company had a net loss of $42,437 comprised exclusively of office, postage, filing fees and amortization of organizational costs, in addition to legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in October of 2008, and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of January 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2011.

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

Dated: March 15, 2011	SK SHASTA ACQUISITION CORP. 2

	By:	/s/ Kurt Pichler
Kurt Pichler
President and Sole Director
Principal Executive Officer
Principal Financial Officer